Form 10-Q
period 2026-09-30
Forge Nano Holdings, Inc.
filed 2026-11-13
CIK 2101833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-43517

FORGE NANO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2980280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Grant Street, Suite 100
Thornton, CO	80241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 259-8579

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NANO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	NANOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 9, 2026, the registrant had 224,428,230 shares of common stock outstanding.

FORGE NANO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

EXPLANATORY NOTE

On October 22, 2026, Forge Nano, Inc. (“Forge Nano”), consummated its previously announced business combination transaction (the “Business Combination”), pursuant to the Merger Agreement, dated as of April 20, 2026, by and among Archimedes Tech SPAC Partners II Co. (“ATII”), ATII Holdings Inc. (the “Company”), ATII Merger Sub Inc., ATII Merger Sub II, LLC, and Forge Nano, Inc. Please see Note 1 – Description of Organization and Business Operations for additional detail regarding the Business Combination.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered hereunder. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Forge Nano Holdings, Inc. (formerly known as ATII Holdings Inc.) before the consummation of the Business Combination, unless the context otherwise requires.

For unaudited condensed consolidated financial statements and management’s discussion and analysis of Forge Nano, see Exhibits 99.1 and 99.2 hereto. For unaudited condensed consolidated financial statements and management’s discussion and analysis of ATII, see Exhibit 99.3 hereto.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FORGE NANO HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
ASSETS
Total Current Assets	$—	$—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accrued expenses	$225	$659
Due to Parent	140,338	—
PIPE subscription derivative liability	100,420,000	—
TOTAL LIABILITIES	100,560,563	659

Commitments and Contingencies (Note 4)

STOCKHOLDER’S DEFICIT
Common stock, $0.0001 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10	10
Stock subscription receivable	(10)	(10)
Accumulated deficit	(100,560,563)	(659)
Total Stockholder’s Deficit	(100,560,563)	(659)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE NANO HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2026	September 30, 2026
	(Unaudited)	(Unaudited)

General and administrative expenses	$19,960	$139,904
Loss from operations	(19,960)	(139,904)

Other income (expense):
PIPE subscription expense	—	(100,000,000)
Gain (loss) on change in fair value of PIPE subscription derivative liability	37,522,000	(420,000)
Total other income (expense)	37,522,000	(100,420,000)

Net Income (Loss)	$37,502,040	$(100,559,904)

Weighted average shares of common stock outstanding, basic and diluted	100	100
Basic and diluted net income (loss) per share of common stock	$375,020.40	$(1,005,599.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE NANO HOLDINGS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

			Stock Subscription	Additional		Total
	Common Stock		Receivable from	Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Stockholder	Capital	Deficit	Deficit
Balance – December 31, 2025	100	$—	$(10)	$10	$(659)	$(659)
Net income (loss)	—	—	—	—	(37,269)	(37,269)
Balance – March 31, 2026 (unaudited)	100	—	(10)	10	(37,928)	(37,928)
Net income (loss)	—	—	—	—	(138,024,675)	(138,024,675)
Balance – June 30, 2026 (unaudited)	100	$—	(10)	10	(138,062,603)	(138,062,603)
Net income (loss)	—	—	—	—	37,502,040	37,502,040
Balance – September 30, 2026 (unaudited)	100	$—	$(10)	$10	$(100,560,563)	$(100,560,563)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE NANO HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(100,559,904)
General and administrative expenses paid by Parent	139,904
PIPE subscription expense - initial recognition	100,000,000
Change in fair value of PIPE subscription derivative liability	420,000
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE NANO HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ATII Holdings Inc. (“Pubco”) was incorporated in Delaware on December 4, 2025. The Company was formed for the purpose of merging with Archimedes Tech SPAC Partners II Co., a Cayman Islands exempted company (“ATII” or “Parent”), to facilitate the consummation of a Business Combination.

The Business Combination was closed on October 22, 2026 (the “Closing Date”). In connection with the Business Combination, Pubco was renamed “Forge Nano Holdings, Inc.” (the “Company”).

The Business Combination

On April 20, 2026, Parent, Pubco, ATII Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub I”), ATII Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub II”), and Forge Nano, Inc., a Delaware corporation (“Forge Nano”), entered into a merger agreement (the “Merger Agreement”).

On October 16, 2026, ATII held an extraordinary general meeting (the “Extraordinary General Meeting”) to approve the Business Combination and the transactions contemplated therewith. On the same date, ATII issued a press release announcing the approval of the Business Combination Proposal as well as other proposals related to the Business Combination considered and voted upon at the Extraordinary General Meeting (see Note 8).

On October 21, 2026, ATII consummated the Domestication Merger (as defined below) and, on the Closing Date, the parties to the Merger Agreement consummated the Company Mergers (as defined below) and the other transactions contemplated by the Merger Agreement (the “Closing”).

Domestication Merger

Pursuant to the Merger Agreement, on October 21, 2026, ATII re-domiciled and became a Delaware corporation by merging with and into Pubco (the “Domestication Merger”), following which the separate corporate existence of ATII ceased and Pubco continued as the surviving corporation. At the effective time of the Domestication Merger (the “Domestication Merger Effective Time”), Pubco adopted Delaware organizational documents (the Charter and the Bylaws), which provide, among other things, that the name of Pubco was changed to “Forge Nano Holdings, Inc.”

Immediately prior to the Domestication Merger Effective Time, each then issued and outstanding unit of ATII (an “ATII Unit”) separated and converted automatically into one ordinary share, par value $0.0001 per share, of ATII (an “ATII Ordinary Share”) and one-half of one warrant of ATII, each whole warrant entitling the holder thereof to acquire one ATII Ordinary Share at a purchase price of $11.50 per share (the “ATII Warrants”), and all ATII Units ceased to be outstanding and ceased to exist. At the Domestication Merger Effective Time, each then issued and outstanding ATII Ordinary Share was cancelled in exchange for the right to receive one share of common stock, par value $0.0001 per share, of Pubco (each, a share of “Pubco Common Stock”) and each whole ATII Warrant that was outstanding and unexercised converted automatically into a warrant to acquire one share of Pubco Common Stock at a purchase price of $11.50 per share (each, a “Pubco SPAC Warrant”), pursuant to the terms of the Warrant Agreement, dated as of February 10, 2025 (as assumed by Pubco pursuant to the Assumption of Warrant Agreement dated as of October 21, 2026, the “ATII Warrant Agreement”), by and between ATII and Odyssey Transfer and Trust Company, as warrant agent.

Company Mergers

On the Closing Date, as contemplated by the Merger Agreement and as described in the section titled “Proposal No. 1 – The Business Combination Proposal” beginning on page 140 of the definitive proxy statement/prospectus dated September 22, 2026, filed with the SEC on September 24, 2026 (the “Proxy Statement/Prospectus”), the parties to the Merger Agreement consummated the Company Mergers, whereby:

●	Merger Sub I merged with and into Forge Nano (the “First Company Merger”), with Forge Nano surviving the First Company Merger as a wholly-owned subsidiary of the Company (the “Initial Surviving Corporation”);
●	at the effective time of the First Company Merger (the “First Effective Time”), (i) each share of each class of preferred stock, par value $0.0001 per share, of Forge Nano (the “Forge Nano Preferred Stock”) issued and outstanding immediately prior to the First Effective Time was converted into shares of common stock, par value $0.0001 per share, of Forge Nano (the “Forge Nano Common Stock”) pursuant to Forge Nano’s organizational documents, and (ii) each share of Forge Nano Common Stock issued and outstanding immediately prior to the First Effective Time (including shares of Forge Nano Common Stock issued upon conversion of the Forge Nano Preferred Stock, but excluding treasury shares, which were cancelled) was cancelled and automatically converted into the right to receive, without interest, the applicable pro rata portion of the Closing Payment Shares, based on an exchange ratio calculated as of the First Effective Time of approximately 28.5 to 1 (the “Exchange Ratio”);
●	in addition, at the First Effective Time, (i) each option to purchase shares of Forge Nano Common Stock (each, a “Forge Nano Option”) outstanding and unexpired immediately prior to the First Effective Time was converted into an option to purchase shares of Pubco Common Stock (each, a “Pubco Option”) on substantially the same terms and conditions, including with respect to vesting and termination-related provisions, except that the number of shares of Pubco Common Stock subject to each Pubco Option equals the product (rounded down to the nearest whole share) of (a) the number of shares of Forge Nano Common Stock subject to such Forge Nano Option immediately prior to the First Effective Time and (b) the quotient of the Applicable Per Share Merger Consideration divided by the Equity Award Conversion Amount (each as defined in the Merger Agreement), and the per-share exercise price of each Pubco Option equals the exercise price per share of such Forge Nano Option divided by the Equity Award Conversion Amount, rounded up to the nearest whole cent; (ii) each warrant of Forge Nano (each, a “Forge Nano Warrant”) outstanding and unexpired immediately prior to the First Effective Time was assumed by the Company and became a corresponding warrant to purchase shares of Pubco Common Stock (each, a “Pubco Forge Nano Warrant”), subject to the same terms and conditions (including vesting and exercisability) as were applicable to the corresponding Forge Nano Warrant immediately prior to the First Effective Time; and (iii) each option to acquire securities of Forge Nano held by Ascent Funds International Management LLC or its affiliates (the “Forge Nano Ascent Options” and, together with the Forge Nano Warrants, the “Forge Nano Convertible Securities”) outstanding and unexpired immediately prior to the First Effective Time was cancelled and converted into a warrant to purchase shares of Pubco Common Stock (each, a “Pubco Ascent Warrant” and, together with the Pubco Forge Nano Warrants, the “Pubco Convertible Securities”) pursuant to the Pubco Ascent Warrant Agreement (as defined in the Proxy Statement/Prospectus);
●	the Company issued an aggregate of 90,000,000 shares of Pubco Common Stock (the “Earn-Out Shares”) to Odyssey Transfer and Trust Company, as escrow agent (the “Escrow Agent”), which will be disbursed to the former shareholders of Forge Nano who received Closing Payment Shares (as defined in the Proxy Statement/Prospectus) and the holders of Pubco Convertible Securities, in proportional amounts, upon the achievement of the following milestones during the five-year period following the Closing Date: (a) 30,000,000 Earn-Out Shares if the VWAP (as defined in the Merger Agreement) of the Pubco Common Stock equals or exceeds $15.00 per share over any 30-trading-day period or the revenue publicly reported by the Company for the preceding twelve months equals or exceeds $400,000,000; (b) 30,000,000 Earn-Out Shares if such VWAP equals or exceeds $20.00 per share or such revenue equals or exceeds $600,000,000; and (c) 30,000,000 Earn-Out Shares if such VWAP equals or exceeds $25.00 per share or such revenue equals or exceeds $800,000,000. The milestones operate on a cumulative basis, and Earn-Out Shares attributable to holders of Pubco Convertible Securities will only be disbursed upon the exercise, conversion or settlement of such Pubco Convertible Securities in accordance with their terms; and
●	immediately following the First Effective Time, the Initial Surviving Corporation merged with and into Merger Sub II (the “Second Company Merger” and, together with the First Company Merger, the “Company Mergers” and, the Company Mergers together with the Domestication Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Merger Sub II surviving the Second Company Merger as a wholly-owned subsidiary of the Company.

PIPE Financing

On April 20, 2026, concurrently with the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into a subscription agreement (the “PIPE Subscription”, as amended and restated on October 13, 2026) with a certain accredited investor (the “Initial PIPE Investor”), pursuant to which, substantially concurrently with the Closing, the Company issued and sold to the Initial PIPE Investor for an aggregate purchase price of $100,000,000 (the “PIPE Financing”) (a) 2,968,825 shares of Pubco Common Stock (the “PIPE Subscribed Shares”) at a subscription price of $10.00 per share, (b) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 7,031,175 shares of Pubco Common Stock, each with an exercise price of $0.0001 per share, at a subscription price of $10.00 per Pre-Funded Warrant, and (c) warrants (the “PIPE Warrants”) to purchase an aggregate of 15,000,000 shares of Pubco Common Stock, each with an initial exercise price of $10.00 per share (subject to adjustment as described below).

The PIPE Warrants are exercisable at any time after their issuance and expire five years after the date of issuance. The exercise price of the PIPE Warrants is subject to certain adjustments, including a one-time reset on the 21st trading day following the six-month anniversary of the Closing Date to the greater of (i) the VWAP (as defined in the PIPE Warrant Certificate) of the Pubco Common Stock for the twenty trading day period commencing on the date that is six months after the Closing Date and (ii) a floor price of $5.00 per share (the “PIPE Reset Price”). The terms of the PIPE Warrants are described in the section of the Proxy Statement/Prospectus titled “Description of Pubco Securities – Warrants – PIPE Warrants” beginning on page 360, which is incorporated herein by reference.

In the event that on the 21st trading day following the six-month anniversary of the Closing Date, the VWAP (as defined in the PIPE Warrant Certificate) of the Pubco Common Stock is less than the Exercise Price (as defined in the PIPE Warrant Certificate), the Company will issue to the Initial PIPE Investor additional warrants entitling the Initial PIPE Investor to purchase up to 10,000,000 shares of Pubco Common Stock (the “Reset PIPE Warrants”), in an amount equal to (i) the product of (x) 10,000,000, multiplied by (y) the Exercise Price then in effect divided by the PIPE Reset Price minus (ii) 10,000,000. In addition, if, on the 24-month anniversary of the Closing Date, the Initial PIPE Investor certifies in writing that the Initial PIPE Investor beneficially owns 5,000,000 shares of Pubco Common Stock, the Company will issue to the Initial PIPE Investor additional warrants entitling the Initial PIPE Investor to purchase 5,000,000 shares of Pubco Common Stock (the “Additional PIPE Warrants”).

Additionally, subsequent to the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into subscription agreements (the “Additional PIPE Subscription Agreements”) with certain other accredited investors (collectively, the “Additional PIPE Investors” and together with the Initial PIPE Investor, the “PIPE Investors”), pursuant to which, substantially concurrently with the Closing, the Company issued and sold an aggregate of 2,300,000 shares of Pubco Common Stock (the “Additional PIPE Subscribed Shares”) to the Additional PIPE Investors at a subscription price of $10.00 per share, for an aggregate purchase price of $23,000,000 (the “Additional PIPE Financing”).

Outstanding Securities

In connection with the consummation of the Business Combination and the PIPE Financing, and after giving effect to the redemptions, the Company:

(1)	issued an aggregate of 128,655,585 shares of Pubco Common Stock, consisting of:
●	7,370,932 shares of Pubco Common Stock issued to the holders of ATII Ordinary Shares in the Domestication Merger (after giving effect to the redemptions);
●	116,015,828 shares of Pubco Common Stock issued to the former stockholders of Forge Nano as Closing Payment Shares in the First Company Merger;
●	5,268,825 shares of Pubco Common Stock issued to the PIPE Investors in the PIPE Financing and the Additional PIPE Financing;
(2)	issued 90,000,000 Earn-Out Shares to the Escrow Agent;
(3)	issued 11,919,995 Pubco SPAC Warrants in exchange for ATII Warrants in the Domestication Merger;
(4)	issued PIPE Warrants exercisable for up to 15,000,000 shares of Pubco Common Stock and Pre-Funded Warrants exercisable for up to 7,031,175 shares of Pubco Common Stock in the PIPE Financing;
(5)	issued or assumed Pubco Options, Pubco Forge Nano Warrants and Pubco Ascent Warrants that collectively are exercisable for 15,954,561 shares of Pubco Common Stock; and
(6)

granted an aggregate of 8,744,864 Performance Stock Units (“PSUs”) which will vest as follows: (i) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $15.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $400,000,000, (ii) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $20.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $600,000,000 and (iii) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $25.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $800,000,000.

In addition, at the Closing, pursuant to the Purchaser Support Agreement, dated as of April 20, 2026 (the “Purchaser Support Agreement”), by and among ATII, Forge Nano and Archimedes Tech SPAC Sponsors II LLC (the “Sponsor”), the Sponsor transferred an aggregate of 3,300,000 shares of Pubco Common Stock (which it received in exchange for Founder Shares in the Domestication Merger) to certain investors at the Closing in connection with the PIPE Financing for no additional cash consideration.

In connection with the Closing, OIC exercised all of their outstanding Forge Nano Warrants in exchange for shares of Forge Nano Common Stock, which were converted into shares of Pubco Common Stock at the First Effective Time and are included in the 116,015,828 shares of Pubco Common Stock issued to former stockholders of Forge Nano, as described above.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2026, the Company reported net income and net loss of $37,502,040 and $100,559,904, respectively. As of September 30, 2026, the Company had no cash and working capital deficit of $100,560,563.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Financial Statement Presentation — Going Concern,” on October 22, 2026, the Company consummated its previously announced Business Combination by and among ATII, Pubco, Merger Sub I, Merger Sub II, and Forge Nano. Prior to the consummation of the Business Combination, management concluded that recurring losses from operations, negative operating cash flows and limited liquidity raised substantial doubt regarding the Company’s ability to continue as a going concern. On October 21, 2026, subsequent to the balance sheet date, the Company completed the Business Combination and received net proceeds from the transaction. Management updated its cash flow forecasts to reflect the capital raised and expected operating expenditures of the combined company. Based on this analysis, management concluded that the Company has sufficient liquidity to meet its obligations and fund planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, management determined that substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2026 and December 31, 2025.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. For purposes of calculating diluted income (loss) per share, the denominator includes both the weighted average number of shares outstanding during the period and the number of common share equivalents if the inclusion of such common share equivalents is dilutive.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, the Company did not have a deferred tax liability as the deferred tax asset was fully offset by a valuation allowance.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and underpayment of income tax as income tax expense. As of September 30, 2026 and December 31, 2025, the Company did not incur interest and penalties related to underpayment of income taxes. There were no unrecognized tax benefits as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The PIPE Subscription is representative of a derivative instrument within the scope of ASC 815.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has not yet adopted the ASU 2023-09 and is currently evaluating its impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 4, 2025 (inception). The adoption of ASU 2023-07 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Due to Parent

Amounts due to Parent represent general and administrative expenses paid on behalf of the Company by Parent and is due on demand. As of September 30, 2026 and December 31, 2025, amounts due to Parent amounted to $140,338 and $0, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial business combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial business combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial business combination.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from ongoing global conflicts and/or other future global conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 5. STOCKHOLDER’S DEFICIT

Common Stock

The Company is authorized to issue 100 shares of common stock with a par value of $0.0001 per share. On December 29, 2025, the Company issued 100 shares of common stock to ATII for an aggregate purchase price of $10. Accordingly, as of September 30,

2026 and December 31, 2025, the payment due to the Company is recorded as stock subscription receivable in the stockholder’s deficit section of the accompanying balance sheets. As of September 30, 2026 and December 31, 2025, there are 100 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.

NOTE 6. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The PIPE Subscription was evaluated under freestanding financial instrument framework and management concluded that the common stock subscribed and the related warrant features together, should be evaluated as a single common stock PIPE freestanding financial instrument.

On April 20, 2026, the PIPE Subscription was initially recognized at fair value of $100,000,000. As of September 30, 2026, the PIPE Subscription has a fair value of $100,420,000. The fair value of the PIPE Subscription was determined using Monte Carlo Simulation Model. The PIPE Subscription has been classified as current liability within the scope of ASC 815 and will require remeasurement at each reporting period. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the PIPE Subscription:

	April 20,	September 30,
	2026	2026
Expected term to De-SPAC (Years)	0.4	0.1
Warrant term	5.0	5.0
Probability of De-SPAC and Market Adjustment	64.0%	52.0%
Forward Risk-Free Rate (Continuous	3.88%	5.04%
Volatility	19.5%	40.0%
Redemption trigger price	$35.00	$35.00
Floor price	$7.28	$7.28

The following table provides a summary of the changes in the fair value of PIPE Subscription, a Level 3 financial instrument, that was measured at fair value on a recurring basis:

Fair value at April 20, 2026	$100,000,000
Change in fair value of PIPE subscription derivative liability	37,942,000
Fair value at June 30, 2026	137,942,000
Change in fair value of PIPE subscription derivative liability	(37,522,000)
Fair value at September 30, 2026	$100,420,000

NOTE 7. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the below key metric included in net income or loss:

	For The Three	For The Nine
	Months Ended	Months Ended
	September 30, 2026	September 30, 2026
General and administrative expenses	$19,960	$139,904
PIPE subscription (expense)	$—	$(100,000,000)
Gain (loss) on change in fair value of PIPE subscription derivative liability	$37,522,000	$(420,000)

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. In addition, the CODM monitors the PIPE subscription expense and the related gain or loss on the change in fair value of the PIPE subscription derivative liability as it is directly tied to securing committed financing for the Business Combination and to assess the expected economic cost of the PIPE subscription agreement and its effect on the terms and feasibility of the Business Combination. The CODM uses the above segments items to evaluate performance and allocate resources.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

On October 16, 2026, ATII held the Extraordinary General Meeting, at which its shareholders approved the Business Combination and the transactions contemplated therewith. In connection with the shareholders’ vote at such meeting, 22,219,068 ATII shares were tendered for redemption and $238,404,289, or approximately $10.73 redemption price per share, was withdrawn from the trust account to pay the redeeming shareholders.

Domestication Merger

Pursuant to the Merger Agreement, on October 21, 2026, ATII re-domiciled and became a Delaware corporation by merging with and into Pubco, following which the separate corporate existence of ATII ceased and Pubco continued as the surviving corporation. At the effective time of the Domestication Merger, Pubco adopted Delaware organizational documents, which provide, among other things, that the name of Pubco was changed to “Forge Nano Holdings, Inc.”

Immediately prior to the Domestication Merger Effective Time, each then issued and outstanding unit of ATII separated and converted automatically into one ordinary share, par value $0.0001 per share, of ATII and one-half of one warrant of ATII, each whole warrant entitling the holder thereof to acquire one ATII Ordinary Share at a purchase price of $11.50 per share, and all ATII Units ceased to be outstanding and ceased to exist. At the Domestication Merger Effective Time, each then issued and outstanding ATII Ordinary Share was cancelled in exchange for the right to receive one share of common stock, par value $0.0001 per share, of Pubco and each whole ATII Warrant that was outstanding and unexercised converted automatically into a warrant to acquire one share of Pubco Common Stock at a purchase price of $11.50 per share, pursuant to the terms of the Warrant Agreement, dated as of February 10, 2025 (as assumed by Pubco pursuant to the Assumption of Warrant Agreement dated as of October 21, 2026), by and between ATII and Odyssey Transfer and Trust Company, as warrant agent.

Company Mergers

On the Closing Date, as contemplated by the Merger Agreement, the parties to the Merger Agreement consummated the Company Mergers, whereby:

●	Merger Sub I merged with and into Forge Nano (the “First Company Merger”), with Forge Nano surviving the First Company Merger as a wholly-owned subsidiary of the Company;

●	at the effective time of the First Company Merger, (i) each share of each class of preferred stock, par value $0.0001 per share, of Forge Nano issued and outstanding immediately prior to the First Effective Time was converted into shares of common stock, par value $0.0001 per share, of Forge Nano pursuant to Forge Nano’s organizational documents, and (ii) each share of Forge Nano Common Stock issued and outstanding immediately prior to the First Effective Time (including shares of Forge Nano Common Stock issued upon conversion of the Forge Nano Preferred Stock, but excluding treasury shares, which were cancelled) was cancelled and automatically converted into the right to receive, without interest, the applicable pro rata portion of the Closing Payment Shares, based on an exchange ratio calculated as of the First Effective Time of approximately 28.5 to 1;

●	in addition, at the First Effective Time, (i) each option to purchase shares of Forge Nano Common Stock outstanding and unexpired immediately prior to the First Effective Time was converted into an option to purchase shares of Pubco Common Stock on substantially the same terms and conditions, including with respect to vesting and termination-related provisions, except that the number of shares of Pubco Common Stock subject to each Pubco Option equals the product (rounded down to the nearest whole share) of (a) the number of shares of Forge Nano Common Stock subject to such Forge Nano Option immediately prior to the First Effective Time and (b) the quotient of the Applicable Per Share Merger Consideration divided by the Equity Award Conversion Amount (each as defined in the Merger Agreement), and the per-share exercise price of each Pubco Option equals the exercise price per share of such Forge Nano Option divided by the Equity Award Conversion Amount, rounded up to the nearest whole cent; (ii) each warrant of Forge Nano outstanding and unexpired immediately prior to the First Effective Time was assumed by the Company and became a corresponding warrant to purchase shares of Pubco Common Stock, subject to the same terms and conditions (including vesting and exercisability) as were applicable to the corresponding Forge Nano Warrant immediately prior to the First Effective Time; and (iii) each option to acquire securities of Forge Nano held by Ascent Funds International Management LLC or its affiliates outstanding and unexpired immediately prior to the First Effective Time was cancelled and converted into a warrant to purchase shares of Pubco Common Stock pursuant to the Pubco Ascent Warrant Agreement;

●	the Company issued an aggregate of 90,000,000 shares of Pubco Common Stock to Odyssey Transfer and Trust Company, as escrow agent, which will be disbursed to the former shareholders of Forge Nano who received Closing Payment Shares and the holders of Pubco Convertible Securities, in proportional amounts, upon the achievement of the following milestones during the five-year period following the Closing Date: (a) 30,000,000 Earn-Out Shares if the VWAP (as defined in the Merger Agreement) of the Pubco Common Stock equals or exceeds $15.00 per share over any 30-trading-day period or the revenue publicly reported by the Company for the preceding twelve months equals or exceeds $400,000,000; (b) 30,000,000 Earn-Out Shares if such VWAP equals or exceeds $20.00 per share or such revenue equals or exceeds $600,000,000; and (c) 30,000,000 Earn-Out Shares if such VWAP equals or exceeds $25.00 per share or such revenue equals or exceeds $800,000,000. The milestones operate on a cumulative basis, and Earn-Out Shares attributable to holders of Pubco Convertible Securities will only be disbursed upon the exercise, conversion or settlement of such Pubco Convertible Securities in accordance with their terms; and

●	immediately following the First Effective Time, the Initial Surviving Corporation merged with and into Merger Sub II, with Merger Sub II surviving the Second Company Merger as a wholly-owned subsidiary of the Company.

PIPE Financing

On April 20, 2026, concurrently with the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into a subscription agreement (as amended and restated on October 13, 2026) with a certain accredited investor, pursuant to which, substantially concurrently with the Closing, the Company issued and sold to the Initial PIPE Investor for an aggregate purchase price of $100,000,000 (a) 2,968,825 shares of Pubco Common Stock at a subscription price of $10.00 per share, (b) pre-funded warrants to purchase an aggregate of 7,031,175 shares of Pubco Common Stock, each with an exercise price of $0.0001 per share, at a subscription price of $10.00 per Pre-Funded Warrant, and (c) warrants (the “PIPE Warrants”) to purchase an aggregate of 15,000,000 shares of Pubco Common Stock, each with an initial exercise price of $10.00 per share (subject to adjustment as described below).

The PIPE Warrants are exercisable at any time after their issuance and expire five years after the date of issuance. The exercise price of the PIPE Warrants is subject to certain adjustments, including a one-time reset on the 21st trading day following the six-month anniversary of the Closing Date to the greater of (i) the VWAP (as defined in the PIPE Warrant Certificate) of the Pubco Common Stock for the twenty trading day period commencing on the date that is six months after the Closing Date and (ii) a floor price of $5.00 per share.

In the event that on the 21st trading day following the six-month anniversary of the Closing Date, the VWAP (as defined in the PIPE Warrant Certificate) of the Pubco Common Stock is less than the Exercise Price (as defined in the PIPE Warrant Certificate), the Company will issue to the Initial PIPE Investor additional warrants entitling the Initial PIPE Investor to purchase up to 10,000,000 shares of Pubco Common Stock, in an amount equal to (i) the product of (x) 10,000,000, multiplied by (y) the Exercise Price then in effect divided by the PIPE Reset Price minus (ii) 10,000,000. In addition, if, on the 24-month anniversary of the Closing Date, the Initial PIPE Investor certifies in writing that the Initial PIPE Investor beneficially owns 5,000,000 shares of Pubco Common Stock, the Company will issue to the Initial PIPE Investor additional warrants entitling the Initial PIPE Investor to purchase 5,000,000 shares of Pubco Common Stock.

Additionally, subsequent to the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into subscription agreements with certain other accredited investors, pursuant to which, substantially concurrently with the Closing, the Company issued and sold an aggregate of 2,300,000 shares of Pubco Common Stock to the Additional PIPE Investors at a subscription price of $10.00 per share, for an aggregate purchase price of $23,000,000.

Outstanding Securities

In connection with the consummation of the Business Combination and the PIPE Financing, and after giving effect to the redemptions, the Company:

(7)issued an aggregate of 128,655,585 shares of Pubco Common Stock, consisting of:

●	7,370,932 shares of Pubco Common Stock issued to the holders of ATII Ordinary Shares in the Domestication Merger (after giving effect to the redemptions);
●	116,015,828 shares of Pubco Common Stock issued to the former stockholders of Forge Nano as Closing Payment Shares in the First Company Merger;
●	5,268,825 shares of Pubco Common Stock issued to the PIPE Investors in the PIPE Financing and the Additional PIPE Financing;
(8)	issued 90,000,000 Earn-Out Shares to the Escrow Agent;
(9)	issued 11,919,995 Pubco SPAC Warrants in exchange for ATII Warrants in the Domestication Merger;
(10)	issued PIPE Warrants exercisable for up to 15,000,000 shares of Pubco Common Stock and Pre-Funded Warrants exercisable for up to 7,031,175 shares of Pubco Common Stock in the PIPE Financing;
(11)	issued or assumed Pubco Options, Pubco Forge Nano Warrants and Pubco Ascent Warrants that collectively are exercisable for 15,954,561 shares of Pubco Common Stock; and
(12)

granted an aggregate of 8,744,864 Performance Stock Units which will vest as follows: (i) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $15.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $400,000,000, (ii) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $20.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $600,000,000 and (iii) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $25.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $800,000,000.

In addition, at the Closing, pursuant to the Purchaser Support Agreement, dated as of April 20, 2026 (the “Purchaser Support Agreement”), by and among ATII, Forge Nano and the Sponsor), the Sponsor transferred an aggregate of 3,300,000 shares of Pubco Common Stock (which it received in exchange for Founder Shares in the Domestication Merger) to certain investors at the Closing in connection with the PIPE Financing for no additional cash consideration.

In connection with the Closing, OIC exercised all of their outstanding Forge Nano Warrants in exchange for shares of Forge Nano Common Stock, which were converted into shares of Pubco Common Stock at the First Effective Time and are included in the 116,015,828 shares of Pubco Common Stock issued to former stockholders of Forge Nano, as described above.

HzO Acquisition

On November 4, 2026, the Company completed the acquisition of HzO, Inc. (“HzO”), a leading provider of protective nanocoatings for electronics headquartered in Morrisville, North Carolina. Under the terms of the agreement, the Company acquired all outstanding equity of HzO in an all-stock transaction for approximately 7.3 million shares of Company common stock, subject to customary post-closing adjustments. Approximately 2.2 million of those shares were issued in exchange for the approximately 2.2 million shares of Company common stock held by HzO prior to closing, resulting in net issuance of approximately 5.1 million shares. Approximately 5.8 million of the total shares are being issued at closing, and approximately 1.5 million shares are being held back for twelve months to secure post-closing adjustment and indemnification obligations. HzO will operate as a wholly owned subsidiary of the Company under the HzO brand, led by Rachael Lerebours, President of HzO, and its employees will join the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Forge Nano Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking information. All statements, other than statements of present or historical fact, included in this Quarterly Report on Form 10-Q regarding the company’s future financial performance, strategy, future operations, estimated financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “should,” “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on the current expectations and assumptions of the Company’s management about future events and are based on currently available information as to the outcome and timing of future events. Except as otherwise required by applicable law, the Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

The Company cautions you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company. Risks and uncertainties include, among other things: (i) risks related to the Company’s ability to realize the anticipated benefits of the acquisition of HzO, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably following the acquisition; (ii) risks related to changes in applicable laws or regulations; (iii) risks related to the Company’s ability to successfully develop and deploy new technologies to address the needs of its customers; (iv) risks related to the effects of competition on the Company’s business, financial condition and results of operations; (v) risks related to the availability and cost of the raw materials necessary for the production of the Company’s products; (vi) risks related to the Company’s ability to meet the specifications and requirements of its customers or adequately provide them with effective support and services; (vii) risks related to delays in the construction and operation of production facilities; (viii) risks related to intellectual property infringement, data protection, and other losses; (ix) risks related to the Company’s ability to operate effectively as a public company, including its ability to implement controls and procedures required for public companies; (x) risks related to changes in domestic and foreign business, market, financial, political and legal conditions; and (xi) risks related to the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors. There may be additional risks that the Company presently does not know or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed or implied in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in the Company’s periodic filings with the SEC. These SEC filings are available free of charge on the SEC’s website at www.sec.gov.

You should carefully consider the foregoing factors and the other risks and uncertainties that affect the businesses of the Company described in the “Risk Factors” in the Proxy Statement/Prospectus, in the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2026, and other documents filed or to be filed by the Company from time to time with the SEC, all of which are available at www.sec.gov. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation to, and does not intend to, update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law. The Company does not give any assurance that it will achieve its expectations.

Overview

Pubco was incorporated in Delaware on December 4, 2025, and was formed for the purpose of merging with ATII, to facilitate the consummation of a Business Combination. The Business Combination was closed on October 22, 2026. In connection with the Business Combination, Pubco was renamed “Forge Nano Holdings, Inc.”.

The Business Combination

On April 20, 2026, Parent, Pubco, ATII Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub I”), ATII Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub II”), and Forge Nano, Inc., a Delaware corporation (“Forge Nano”), entered into an agreement and plan of merger (the “Merger Agreement”).

On October 16, 2026, ATII held an extraordinary general meeting (the “Extraordinary General Meeting”), at which its shareholders approved the Business Combination and the transactions contemplated therewith.

October 21, 2026, ATII consummated the Domestication Merger (as defined below) and, on the Closing Date, the parties to the Merger Agreement consummated the Company Mergers (as defined below) and the other transactions contemplated by the Merger Agreement (the “Closing”).

Domestication Merger

Pursuant to the Merger Agreement, on October 21, 2026, ATII re-domiciled and became a Delaware corporation by merging with and into Pubco (the “Domestication Merger”), following which the separate corporate existence of ATII ceased and Pubco continued as the surviving corporation. At the effective time of the Domestication Merger (the “Domestication Merger Effective Time”), Pubco adopted Delaware organizational documents (the Charter and the Bylaws), which provide, among other things, that the name of Pubco was changed to “Forge Nano Holdings, Inc.”

Immediately prior to the Domestication Merger Effective Time, each then issued and outstanding unit of ATII (an “ATII Unit”) separated and converted automatically into one ordinary share, par value $0.0001 per share, of ATII (an “ATII Ordinary Share”) and one-half of one warrant of ATII, each whole warrant entitling the holder thereof to acquire one ATII Ordinary Share at a purchase price of $11.50 per share (the “ATII Warrants”), and all ATII Units ceased to be outstanding and ceased to exist. At the Domestication Merger Effective Time, each then issued and outstanding ATII Ordinary Share was cancelled in exchange for the right to receive one share of common stock, par value $0.0001 per share, of Pubco (each, a share of “Pubco Common Stock”) and each whole ATII Warrant that was outstanding and unexercised converted automatically into a warrant to acquire one share of Pubco Common Stock at a purchase price of $11.50 per share (each, a “Pubco SPAC Warrant”), pursuant to the terms of the Warrant Agreement, dated as of February 10, 2025 (as assumed by Pubco pursuant to the Assumption of Warrant Agreement dated as of October 21, 2026, the “ATII Warrant Agreement”), by and between ATII and Odyssey Transfer and Trust Company, as warrant agent.

Company Mergers

On the Closing Date, as contemplated by the Merger Agreement and as described in the section titled “Proposal No. 1 – The Business Combination Proposal” beginning on page 140 of the Proxy Statement/Prospectus, the parties to the Merger Agreement consummated the Company Mergers, whereby:

●	Merger Sub I merged with and into Forge Nano (the “First Company Merger”), with Forge Nano surviving the First Company Merger as a wholly-owned subsidiary of the Company (the “Initial Surviving Corporation”);
●	at the effective time of the First Company Merger (the “First Effective Time”), (i) each share of each class of preferred stock, par value $0.0001 per share, of Forge Nano (the “Forge Nano Preferred Stock”) issued and outstanding immediately prior to the First Effective Time was converted into shares of common stock, par value $0.0001 per share, of Forge Nano (the “Forge Nano Common Stock”) pursuant to Forge Nano’s organizational documents, and (ii) each share of Forge Nano Common Stock issued and outstanding immediately prior to the First Effective Time (including shares of Forge Nano Common Stock issued upon conversion of the Forge Nano Preferred Stock, but excluding treasury shares, which were cancelled) was cancelled and automatically converted into the right to receive, without interest, the applicable pro rata portion of the Closing Payment Shares, based on an exchange ratio calculated as of the First Effective Time of approximately 28.5 to 1 (the “Exchange Ratio”);
●	in addition, at the First Effective Time, (i) each option to purchase shares of Forge Nano Common Stock (each, a “Forge Nano Option”) outstanding and unexpired immediately prior to the First Effective Time was converted into an option to purchase shares of Pubco Common Stock (each, a “Pubco Option”) on substantially the same terms and conditions, including with respect to vesting and termination-related provisions, except that the number of shares of Pubco Common Stock subject to each Pubco Option equals the product (rounded down to the nearest whole share) of (a) the number of shares of Forge Nano Common Stock subject to such Forge Nano Option immediately prior to the First Effective Time and (b) the quotient of the Applicable Per Share Merger Consideration divided by the Equity Award Conversion Amount (each as defined in the Merger Agreement), and the per-share exercise price of each Pubco Option equals the exercise price per share of such Forge Nano Option divided by the Equity Award Conversion Amount, rounded up to the nearest whole cent; (ii) each warrant of Forge Nano (each, a “Forge Nano Warrant”) outstanding and unexpired immediately prior to the First Effective Time was assumed by the Company and became a corresponding warrant to purchase shares of Pubco Common Stock (each, a “Pubco Forge Nano Warrant”), subject to the same terms and conditions (including vesting and exercisability) as were applicable to the corresponding Forge Nano Warrant immediately prior to the First Effective Time; and (iii) each option to acquire securities of Forge Nano held by Ascent Funds International Management LLC or its affiliates (the “Forge Nano Ascent Options” and, together with the Forge Nano Warrants, the “Forge Nano Convertible Securities”) outstanding and unexpired immediately prior to the First Effective Time was cancelled and converted into a warrant to purchase shares of Pubco Common Stock (each, a “Pubco Ascent Warrant” and, together with the Pubco Forge Nano Warrants, the “Pubco Convertible Securities”) pursuant to the Pubco Ascent Warrant Agreement;
●	the Company issued an aggregate of 90,000,000 shares of Pubco Common Stock (the “Earn-Out Shares”) to Odyssey Transfer and Trust Company, as escrow agent (the “Escrow Agent”), which will be disbursed to the former shareholders of Forge Nano who received Closing Payment Shares and the holders of Pubco Convertible Securities, in proportional amounts, upon the achievement of the following milestones during the five-year period following the Closing Date: (a) 30,000,000 Earn-Out Shares if the VWAP (as defined in the Merger Agreement) of the Pubco Common Stock equals or exceeds $15.00 per share over any 30-trading-day period or the revenue publicly reported by the Company for the preceding twelve months equals or exceeds $400,000,000; (b) 30,000,000 Earn-Out Shares if such VWAP equals or exceeds $20.00 per share or such revenue equals or exceeds $600,000,000; and (c) 30,000,000 Earn-Out Shares if such VWAP equals or exceeds $25.00 per share or such revenue equals or exceeds $800,000,000. The milestones operate on a cumulative basis, and Earn-Out Shares attributable to holders of Pubco Convertible Securities will only be disbursed upon the exercise, conversion or settlement of such Pubco Convertible Securities in accordance with their terms; and
●	immediately following the First Effective Time, the Initial Surviving Corporation merged with and into Merger Sub II (the “Second Company Merger” and, together with the First Company Merger, the “Company Mergers” and, the Company Mergers together with the Domestication Merger and the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Merger Sub II surviving the Second Company Merger as a wholly-owned subsidiary of the Company.

PIPE Financing

On April 20, 2026, concurrently with the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into a subscription agreement (the “PIPE Subscription”, as amended and restated on October 13, 2026) with a certain accredited investor (the “Initial PIPE Investor”), pursuant to which, substantially concurrently with the Closing, the Company issued and sold to the Initial PIPE Investor for an aggregate purchase price of $100,000,000 (the “PIPE Financing”) (a) 2,968,825 shares of Pubco Common Stock (the “PIPE Subscribed Shares”) at a subscription price of $10.00 per share, (b) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 7,031,175 shares of Pubco Common Stock, each with an exercise price of $0.0001 per share, at a subscription price of $10.00 per Pre-Funded Warrant, and (c) warrants (the “PIPE Warrants”) to purchase an aggregate of 15,000,000 shares of Pubco Common Stock, each with an initial exercise price of $10.00 per share (subject to adjustment as described below).

The PIPE Warrants are exercisable at any time after their issuance and expire five years after the date of issuance. The exercise price of the PIPE Warrants is subject to certain adjustments, including a one-time reset on the 21st trading day following the six-month anniversary of the Closing Date to the greater of (i) the VWAP (as defined in the PIPE Warrant Certificate) of the Pubco Common Stock for the twenty trading day period commencing on the date that is six months after the Closing Date and (ii) a floor price of $5.00 per share (the “PIPE Reset Price”).

In the event that on the 21st trading day following the six-month anniversary of the Closing Date, the VWAP (as defined in the PIPE Warrant Certificate) of the Pubco Common Stock is less than the Exercise Price (as defined in the PIPE Warrant Certificate), the Company will issue to the Initial PIPE Investor additional warrants entitling the Initial PIPE Investor to purchase up to 10,000,000 shares of Pubco Common Stock (the “Reset PIPE Warrants”), in an amount equal to (i) the product of (x) 10,000,000, multiplied by (y) the Exercise Price then in effect divided by the PIPE Reset Price minus (ii) 10,000,000. In addition, if, on the 24-month anniversary of the Closing Date, the Initial PIPE Investor certifies in writing that the Initial PIPE Investor beneficially owns 5,000,000 shares of Pubco Common Stock, the Company will issue to the Initial PIPE Investor additional warrants entitling the Initial PIPE Investor to purchase 5,000,000 shares of Pubco Common Stock (the “Additional PIPE Warrants”).

Additionally, subsequent to the execution of the Merger Agreement, ATII, Pubco and Forge Nano entered into subscription agreements (the “Additional PIPE Subscription Agreements”) with certain other accredited investors (collectively, the “Additional PIPE Investors” and together with the Initial PIPE Investor, the “PIPE Investors”), pursuant to which, substantially concurrently with the Closing, the Company issued and sold an aggregate of 2,300,000 shares of Pubco Common Stock (the “Additional PIPE Subscribed Shares”) to the Additional PIPE Investors at a subscription price of $10.00 per share, for an aggregate purchase price of $23,000,000 (the “Additional PIPE Financing”).

Outstanding Securities

In connection with the consummation of the Business Combination and the PIPE Financing, and after giving effect to the redemptions, the Company:

(13)	issued an aggregate of 128,655,585 shares of Pubco Common Stock, consisting of:
●	7,370,932 shares of Pubco Common Stock issued to the holders of ATII Ordinary Shares in the Domestication Merger (after giving effect to the redemptions);
●	116,015,828 shares of Pubco Common Stock issued to the former stockholders of Forge Nano as Closing Payment Shares in the First Company Merger;
●	5,268,825 shares of Pubco Common Stock issued to the PIPE Investors in the PIPE Financing and the Additional PIPE Financing;
(14)	issued 90,000,000 Earn-Out Shares to the Escrow Agent;
(15)	issued 11,919,995 Pubco SPAC Warrants in exchange for ATII Warrants in the Domestication Merger;
(16)	issued PIPE Warrants exercisable for up to 15,000,000 shares of Pubco Common Stock and Pre-Funded Warrants exercisable for up to 7,031,175 shares of Pubco Common Stock in the PIPE Financing;
(17)	issued or assumed Pubco Options, Pubco Forge Nano Warrants and Pubco Ascent Warrants that collectively are exercisable for 15,954,561 shares of Pubco Common Stock; and
(18)

granted an aggregate of 8,744,864 Performance Stock Units (“PSUs”) which will vest as follows: (i) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $15.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $400,000,000, (ii) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $20.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $600,000,000 and (iii) one third of the PSUs will vest if the VWAP of the Pubco Common Stock equals or exceeds $25.00 per share over any 30-trading day period or the revenue of the Company for the preceding twelve months equals or exceeds $800,000,000.

In addition, at the Closing, pursuant to the Purchaser Support Agreement, dated as of April 20, 2026 (the “Purchaser Support Agreement”), by and among ATII, Forge Nano and Archimedes Tech SPAC Sponsors II LLC (the “Sponsor”), the Sponsor transferred an aggregate of 3,300,000 shares of Pubco Common Stock (which it received in exchange for Founder Shares in the Domestication Merger) to certain investors at the Closing in connection with the PIPE Financing for no additional cash consideration.

In connection with the Closing, OIC exercised all of their outstanding Forge Nano Warrants in exchange for shares of Forge Nano Common Stock, which were converted into shares of Pubco Common Stock at the First Effective Time and are included in the 116,015,828 shares of Pubco Common Stock issued to former stockholders of Forge Nano, as described above.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2026 were organizational activities and those necessary to prepare for our initial Business Combination.

For the three months ended September 30, 2026, we had a net income of $37,502,040, which consisted of gain on change in fair value of PIPE subscription derivative liability of $37,522,000 and general and administrative expenses of $19,960.

For the nine months ended September 30, 2026, we had a net loss of $100,559,904, which consisted of subscription expense of $100,000,000, loss on change in fair value of PIPE subscription derivative liability of $420,000, and general and administrative expenses of $139,904.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2026, the Company reported net income and net loss of $37,502,040 and $100,559,904, respectively. As of September 30, 2026, the Company had no cash and working capital deficit of $100,560,563.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Financial Statement Presentation — Going Concern,” on October 22, 2026, the Company consummated its previously announced Business Combination by and among ATII, Pubco, Merger Sub I, Merger Sub II, and Forge Nano. Prior to the consummation of the Business Combination, management concluded that recurring losses from operations, negative operating cash flows and limited liquidity raised substantial doubt regarding the Company’s ability to continue as a going concern. On October 21, 2026, subsequent to the balance sheet date, the Company completed the Business Combination and received net proceeds from the transaction. Management updated its cash flow forecasts to reflect the capital raised and expected operating expenditures of the combined company. Based on this analysis, management concluded that the Company has sufficient liquidity to meet its obligations and fund planned operations for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, management determined that substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we have identified the following critical accounting policies.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The PIPE Subscription is representative of a derivative instrument within the scope of ASC 815.

Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3:Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The PIPE Subscription was evaluated under freestanding financial instrument framework and management concluded that the common stock subscribed and the related warrant features together, should be evaluated as a single common stock PIPE freestanding financial instrument.

On April 20, 2026, the PIPE Subscription was initially recognized at fair value of $100,000,000. As of September 30, 2026, the PIPE Subscription has a fair value of $100,420,000. The fair value of the PIPE Subscription was determined using Monte Carlo Simulation Model. The PIPE Subscription has been classified as current liability within the scope of ASC 815 and will require remeasurement at each reporting period. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the PIPE Subscription:

	April 20,	September 30,
	2026	2026
Expected term to De-SPAC (Years)	0.4	0.1
Warrant term	5.0	5.0
Probability of De-SPAC and Market Adjustment	64.0%	52.0%
Forward Risk-Free Rate (Continuous)	3.88%	5.04%
Volatility	19.5%	40.0%
Redemption trigger price	$35.00	$35.00
Floor price	$7.28	$7.28

The following table provides a summary of the changes in the fair value of PIPE Subscription, a Level 3 financial instrument, that was measured at fair value on a recurring basis:

Fair value at April 20, 2026	$100,000,000
Change in fair value of PIPE subscription derivative liability	37,942,000
Fair value at June 30, 2026	137,942,000
Change in fair value of PIPE subscription derivative liability	(37,522,000)
Fair value at September 30, 2026	$100,420,000

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has not yet adopted the ASU 2023-09 and is currently evaluating its impact on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 4, 2025 (inception). The adoption of ASU 2023-07 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, the Company is occasionally party to various legal proceedings and claims. Management believes that the probability of a material loss from any of the Company’s existing claims is remote, and there are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this Quarterly Report on Form 10-Q, investors should carefully consider the risk factors beginning on page 83 of the Proxy Statement/Prospectus, as supplemented by the risk factors set forth under “Risk Factors” in the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2026. There have been no material changes from the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1†

Agreement and Plan of Merger, dated as of April 20, 2026, by and among Archimedes Tech SPAC Partners II Co., ATII Holdings Inc., ATII Merger Sub Inc., ATII Merger Sub II, LLC and Forge Nano, Inc. (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File No. 333-295563), filed with the SEC on May 5, 2026).

3.1

Amended and Restated Certificate of Incorporation of Forge Nano Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).

3.2	Amended and Restated Bylaws of Forge Nano Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).
4.1

Warrant Agreement, dated February 10, 2025, by and between Archimedes Tech SPAC Partners II Co. (as predecessor to the Company) and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).

4.2

Assumption of Warrant Agreement, dated as of October 21, 2026, by and among the Company, Archimedes Tech SPAC Partners II Co. and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).

4.3	Form of PIPE Warrant Certificate (incorporated by reference to Exhibit 4.1 filed on the Company’s Current Report on Form 8-K, filed on October 13, 2026).
4.4	Form of Pre-Funded Warrant Certificate (incorporated by reference to Exhibit 4.2 filed on the Company’s Current Report on Form 8-K, filed on October 13, 2026).
4.5	Ascent Warrant Agreement, dated as of October 22, 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).
4.6	Ascent Warrant Agreement, dated as of October 22, 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).
4.7

Warrant to Purchase Shares of Common Stock, dated January 31, 2020, by and between Forge Nano, Inc. and Saoradh Energy Partners LLC (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-295563), filed with the SEC on July 24, 2026).

4.8

Warrant to Purchase Stock, dated May 24, 2022, by and between Forge Nano, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (File No. 333-295563), filed with the SEC on July 24, 2026).

4.9

Warrant to Purchase Common Stock, dated February 10, 2021, by and between Forge Nano, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-295563), filed with the SEC on September 2, 2026).

10.1	Form of Additional PIPE Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2026).
31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial Officer
99.1*	Unaudited condensed consolidated financial statements of Forge Nano, Inc. as of and for the three and nine months ended September 30, 2026 and 2025.
99.2*	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forge Nano, Inc. for the three and nine months ended September 30, 2026.
99.3*

Unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Archimedes Tech SPAC Partners II Co. as of and for the three and nine months ended September 30, 2026 and 2025.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

†Certain schedules and similar attachments to this Exhibit have been omitted or redacted in accordance with Item 601(a)(5), 601(b)(2)(ii) or 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORGE NANO HOLDINGS, INC.

Date: November 13, 2026	By:	/s/ Paul Lichty
Paul Lichty
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Michael Kleinberg
Michael Kleinberg
Chief Financial Officer (Principal Financial Officer)